Form 10-K/A
period 2004-12-31
Sequoia Mortgage Trust 2004-6
filed 2005-05-31
CIK 1295891

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                  SEQUOIA RESIDENTIAL FUNDING, INC.
       (Exact Name of registrant as specified in its charter)

                    DELAWARE                                 35-2170972
(State or other jurisdiction of incorporation    (I.R.S. employer identification
               or organization)                                 no.)

               ONE BELVEDERE PLACE
                    SUITE 330
                 MILL VALLEY, CA                               94941
    (Address of principal executive offices)                 (Zip code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

 Securities registered pursuant to          Securities registered pursuant to
   Section 12(b) of the Act:                   Section 12(g) of the Act:

                NONE                                    NONE
           (Title of class)                       (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE
================================================================================

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-6, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                                        Page
                                                                                                                        ----
PART I        ........................................................................................................   3
              ITEM 1     -   BUSINESS.................................................................................   3
              ITEM 2     -   PROPERTIES...............................................................................   3
              ITEM 3     -   LEGAL PROCEEDINGS........................................................................   3
              ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................   3

PART II       ........................................................................................................   3
              ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES........................................   3
              ITEM 6     -   SELECTED FINANCIAL DATA..................................................................   3
              ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....   3
              ITEM 7A    -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................   3
              ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................   3
              ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....   3
              ITEM 9A    -   CONTROLS AND PROCEDURES..................................................................   4
              ITEM 9B    -   OTHER INFORMATION........................................................................   4

PART III      ........................................................................................................   4
              ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................   4
              ITEM 11    -   EXECUTIVE COMPENSATION...................................................................   4
              ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................   4
              ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................   6
              ITEM 14    -   PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................   6

PART IV       ........................................................................................................   6
              ITEM 15    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................   6

SIGNATURES    ........................................................................................................   8

CERTIFICATION ........................................................................................................   9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH
HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT......................................................  10

INDEX TO EXHIBITS ....................................................................................................  10

                                     PART I

ITEM 1   -  BUSINESS

            Not Applicable.

ITEM 2   -  PROPERTIES

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

CLASS A-1

Identification      Principal Amount Owned      Percentage of Outstanding Amount
--------------      ----------------------      --------------------------------
BANK OF NY                  $159,310,000                     31.86%
ML SFKPG                    $150,000,000                        30%

BNY/CDC-FP                  $ 70,000,000                        14%
MELLON TR                   $$54,700,000                     10.94%

SSB&T CO                    $ 45,270,000                      9.05%

CLASS A-2

Identification       Principal Amount Owned     Percentage of Outstanding Amount
--------------       ----------------------     --------------------------------
CITIBANK                     $$47,687,000                    25.68%
MELLON TR                    $ 25,000,000                    13.46%
SSB&T CO                     $113,000,000                    60.85%

CLASS A-3-A

Identification        Principal Amount Owned    Percentage of Outstanding Amount
--------------        ----------------------    --------------------------------
BANK OF NY                  $ 12,300,000                       6.26%
CITIBANK                    $126,000,000                      64.12%
SSB&T CO                    $ 35,000,000                      17.81%
JPMCBNA                     $ 21,700,000                      11.04%

CLASS X-3-B

Identification        Principal Amount Owned    Percentage of Outstanding Amount
--------------        ----------------------    --------------------------------
CITIBANK                    $2,000,000                     57.14%

JPMCBNA                     $1,500,000                     42.86%

CLASS X-A

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
BANK OF NY                  $ 46,272,000                        12%
MERRIL                      $192,843,500                        50%
NRTHRN TR                   $146,571,500                        38%

CLASS X-B

Identification       Principal Amount Owned     Percentage of Outstanding Amount
--------------       ----------------------     --------------------------------
CITIBANK                  $24,975,000                        100%

CLASS B-1

Identification       Principal Amount Owned     Percentage of Outstanding Amount
--------------       ----------------------     --------------------------------
JPMC/RBS                  $8,725,000                       55.48%
JPMCBNA                   $4,000,000                       25.44%
LASALLE BK                $3,000,000                       19.08%

CLASS B-2

Identification       Principal Amount Owned     Percentage of Outstanding Amount
--------------       ----------------------     --------------------------------
JPMCBNA                   $5,250,000                         56.76%
WELLS BKNA                $4,000,000                         43.24%

CLASS B-3

Identification      Principal Amount Owned      Percentage of Outstanding Amount
--------------      ----------------------      --------------------------------
WELLS BKNA                $5,550,000                          100%

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Not Applicable.

                                     PART IV

ITEM 15  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:

                  1.    Financial Statements:

                        Not applicable.

                  2.    Financial Statement Schedules:

                        Not applicable.

                  3.    Exhibits:

Exhibit No.          Description
-----------          -----------
31.1                 Sarbanes-Oxley Certification.

99.1                 Statement of Compliance of the Servicer pursuant to Section 7.04(a) of
                     The Master Servicing Agreement between RWT Holdings, Inc. ("RWT") and
                     Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the "RWT/Morgan Servicing
                     Agreement").

99.2                 Report of Independent Accountant pursuant to Section 7.04(b) of the
                     RWT/Morgan Servicing Agreement.

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

99.6                 Report of Independent Accountant pursuant to Section 7.05 of the
                     RWT/Cendant Servicing Agreement.

99.7                 Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April
                     1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing
                     Agreement").

99.8                 Report of Independent Accountant pursuant to Section 11.21 of the
                     RWT/Bank of America Servicing Agreement.

99.9                 Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004 between RWT and GMAC Mortgage Corporation, as modified by the related
                     Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10                Report of Independent Accountant pursuant to Section 6.05 of the
                     RWT/GMAC Servicing Agreement.

99.11                Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and Servicing Agreement, dated as of April
                     1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated February 27, 2004, as modified by the related Acknowledgements (the "RWT/Countrywide
                     Servicing Agreement").

99.12                Report of Independent Accountant pursuant to Section 5.05 of the
                     RWT/Countrywide Servicing Agreement.

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

                                    SEQUOIA RESIDENTIAL FUNDING, INC.

                                    By: /s/ Harold F. Zagunis
                                        ----------------------------------------
                                    Name: Harold F. Zagunis
                                    Title: Chief Financial Officer and Secretary

Date: May 31, 2005.

                                  CERTIFICATION

      I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

      1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;

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

Date: May 31, 2005

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

                                INDEX TO EXHIBITS
                                   Item 15(C)

Exhibit No.      Description
-----------      -----------
31.1             Sarbanes-Oxley Certification

99.1             Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing
                 Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August
                 1, 2002, as modified by the related Acknowledgements (the "RWT/ Morgan Servicing Agreement").

99.2             Report of Independent Accountant pursuant to Section 7.04(b) of  the RWT/Morgan Servicing Agreement.

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

99.6             Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing
                 Agreement.

99.7             Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and
                 Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

99.8             Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9             Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of
                 February 1, 2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the
                 "RWT/GMAC Servicing Agreement").

99.10            Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11            Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and Servicing
                 Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the
                 Amendment Number One to such agreement, dated February 27, 2004, as modified by the related Acknowledgements
                 (the "RWT/Countrywide Servicing Agreement").

99.12            Report of Independent Accountant pursuant to Section 5.05 of the RWT/Countrywide Servicing Agreement.