Form 10-K/A
period 2004-12-31
Sequoia Mortgage Trust 2004-6
filed 2005-12-05
CIK 1295891

\
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] or No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] or No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [ X ]

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

CLASS A-1

Identification      Principal Amount Owned      Percentage of Outstanding Amount
--------------      ----------------------      --------------------------------
BANK OF NY                  $159,310,000                     31.86%
ML SFKPG                    $150,000,000                        30%

BNY/CDC-FP                  $ 70,000,000                        14%
MELLON TR                   $ 54,700,000                     10.94%

SSB&T CO                    $ 45,270,000                      9.05%

CLASS A-2

Identification       Principal Amount Owned     Percentage of Outstanding Amount
--------------       ----------------------     --------------------------------
CITIBANK                     $ 47,687,000                    25.68%
MELLON TR                    $ 25,000,000                    13.46%
SSB&T CO                     $113,000,000                    60.85%

CLASS A-3-A

Identification        Principal Amount Owned    Percentage of Outstanding Amount
--------------        ----------------------    --------------------------------
BANK OF NY                  $ 12,300,000                       6.26%
CITIBANK                    $126,000,000                      64.12%
SSB&T CO                    $ 35,000,000                      17.81%
JPMCBNA                     $ 21,700,000                      11.04%

CLASS X-3-B

Identification        Principal Amount Owned    Percentage of Outstanding Amount
--------------        ----------------------    --------------------------------
CITIBANK                    $2,000,000                     57.14%

JPMCBNA                     $1,500,000                     42.86%

CLASS X-A

Identification        Principal Amount Owned     Percentage of Outstanding Amount
--------------        ----------------------     --------------------------------
BANK OF NY                  $ 46,272,000                        12%
MERRIL                      $192,843,500                        50%
NRTHRN TR                   $146,571,500                        38%

CLASS X-B

Identification       Principal Amount Owned     Percentage of Outstanding Amount
--------------       ----------------------     --------------------------------
CITIBANK                  $24,975,000                        100%

CLASS B-1

Identification       Principal Amount Owned     Percentage of Outstanding Amount
--------------       ----------------------     --------------------------------
JPMC/RBS                  $8,725,000                       55.48%
JPMCBNA                   $4,000,000                       25.44%
LASALLE BK                $3,000,000                       19.08%

CLASS B-2

Identification       Principal Amount Owned     Percentage of Outstanding Amount
--------------       ----------------------     --------------------------------
JPMCBNA                   $5,250,000                         56.76%
WELLS BKNA                $4,000,000                         43.24%

CLASS B-3

Identification      Principal Amount Owned      Percentage of Outstanding Amount
--------------      ----------------------      --------------------------------
WELLS BKNA                $5,550,000                          100%

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

99.2                 Report of Independent Registered Public Accounting Firm pursuant to
                     Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

99.6                 Report of Independent Registered Public Accounting Firm pursuant to
                     Section 7.05 of the RWT/Cendant Servicing Agreement.

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

Date: December 5, 2005.

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

      4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

      5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent registered public accounting firm, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

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

Date: December 5, 2005

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

99.2             Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of  the RWT/Morgan Servicing
                 Agreement.

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

99.6             Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/Cendant Servicing
                 Agreement.

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